Form 10-K
RAMP Series 2004-SL2 Trust
filed 2005-03-29
CIK 1295845

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934
                   For the Fiscal year ended December 31, 2004

                      Commission file number 333-110437-21

                           RAMP SERIES 2004-SL2 TRUST
                                (Issuing Entity)

                    RESIDENTIAL ASSET MORTGAGE PRODUCTS, INC.
                                   (Depositor)

                        State of Incorporation: New York
                   I.R.S. Employer Identification Number: N/A

                  c/o RESIDENTIAL ASSET MORTGAGE PRODUCTS, INC.
                      8400 Normandale Lake Blvd., Suite 250
                          Minneapolis, Minnesota 55437
                            Telephone (952) 857-7000

        Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes    X       No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes ____        No   X

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Registrant does not have any voting or non-voting common equity.

Documents incorporated by reference:  None.

                                     PART I

Item 1.        Business

        Information not provided pursuant to no action request.

Item 2.        Properties

        Information not provided pursuant to no action request.

Item 3.        Legal Proceedings

        There are no material pending legal proceedings involving either the Trust Assets or the Trustee, the Depositor, the Custodian, the Master Servicer or any affiliated Servicer with respect to the Trust Assets.

        Residential Funding Corporation ("RFC") is (a) the Master Servicer, (b) the corporate parent of Homecoming Financial Network, Inc. ("HFN") (a significant Servicer) and (c) an affiliate of the Depositor. RFC and HFN are parties to various legal proceedings arising from time to time in the ordinary course of their businesses, some of which purport to be class actions. Based on information currently available, it is the opinion of RFC and HFN that the eventual outcome of any currently pending legal proceedings will not have a material adverse effect on their ability to perform their obligations in relation to the Trust Assets. However, no assurance can be given that the final outcome of these legal proceedings, if unfavorable, either individually or in the aggregate, would not have a material adverse impact on RFC or HFN.

Item 4.        Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of the Security Holders.

PART II

Item 5.        Market for the Registrant's Common Equity and Related Matters.

        (a) There is no established public trading market for any class of securities (the "Securities") issued by the Issuing Entity. At December 31, 2004, the number of holders of record of the Securities is 15.

        (b) Not applicable.

        (c) Not applicable.


Item 6.        Selected Financial Data

        Information not provided pursuant to no action request.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Information not provided pursuant to no action request.

Item 7A.       Quantitative and Qualitative Disclosures About Market Risk.

        Not Applicable.

Item 8.        Financial Statements and Supplementary Financial Data

        Information not provided pursuant to no action request.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A.       Controls and Procedures.

        Not applicable.

PART III

Item 10.       Directors and Executive Officers of the Registrant

        Information not provided pursuant to no action request.

Item 11.       Executive Compensation

        Information not provided pursuant to no action request.

Item 12.       Security Ownership of Certain Beneficial Owners and Management

        Information required by Item 201(d) of Regulation S-K is not applicable. Remaining information not provided pursuant to no action request.

Item 13.       Certain Relationships and Related Transactions

        Information not provided pursuant to no action request.

Item 14.       Principal Accountant Fees and Services.

        Not applicable.

PART IV

Item 15.      Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Exhibit Exhibit #

        Certification                                                   31.1

        Officer's Annual Compliance Statement of the Master Servicer    99.1

        Independent Auditor's Report on the Uniform Single Audit        99.2
        Program for Mortgage Bankers

(b) Information not provided pursuant to No Action Request.

(c) Information not provided pursuant to No Action Request.

(d) Information not provided pursuant to No Action Request.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, on this 23rd day of March, 2005.



RAMP SERIES 2004-SL2 TRUST
RESIDENTIAL ASSET MORTGAGE PRODUCTS, INC.

        By:    RESIDENTIAL FUNDING CORPORATION, as Master Servicer

        By:     /s/ Barbara Wendt
        Name:   Barbara Wendt
        Title:  Managing Director, Master Servicing

                                                                EXHIBIT 31.1

                                  CERTIFICATION


        I, Barbara Wendt, certify that:

        1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of RAMP Series 2004-SL2 Trust;

        2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

        3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

        4. I am responsible for reviewing the activities performed by the servicer under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under that agreement; and

        5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

        In giving the certifications above, I have reasonably relied on information provided to me by the unaffiliated parties: ABN AMRO Mortgage Group, Inc., American Home Mtg Corp., Bank of America, N.A., Bank One, N.A., Bank-Fund Staff Federal Credit Union, BB&T of Virginia, Cendant Mortgage Corporation, Cenlar Federal Savings Bank, Chase Manhattan Mortgage Corporation, Chase Manhattan Mtg Corp., CitiMortgage, Inc., City Bank, Colonial Savings, F.A., Columbia Equities, Ltd., Countrywide Home Loans, Inc., Crescent Mortgage
Services Inc, Downey Savings & Loan Association, F.A., Everhome Mortgage Company, Fifth Third Bank, First Horizon Home Loan Corporation, First Republic Bank, First West Mortgage Bankers, Ltd., Fremont Bank, GMAC Mortgage Corporation, Guaranty Residential Lending, Inc., HSBC Mortgage Corporation
(USA), Irwin Mortgage Corporation, Litton Loan Servicing L.P., M&T Mortgage Corporation, Manufacturers & Traders Trust, Merrill Lynch Credit Corp, Mitchell Mortgage Company, L.L.C., National City Mortgage Company, Ocwen Financial Corporation, Provident Savings Bank, FSB, Sky Financial Group, Inc., Suntrust Mortgage, Inc., TIB, The Independent Bankers Bank, U.S. Bank, N.A., Ulster Savings Bank, Union Bank of California, N.A., Wachoiva Mortgage Corp., Washington Mutual Bank, Washington Mutual Bank, F.A., Washington Mutual Home Lns Inc, Wells Fargo Bank NA., and Deutsche Bank Trust Company Americas.


Date: March 23, 2005

/s/ Barbara Wendt
Barbara Wendt
Managing Director, Master Servicing

                                                                   EXHIBIT 99.1

[LETTERHEAD OF GMAC RFC]



2004 ANNUAL STATEMENT OF COMPLIANCE CERTIFICATE

        Pursuant to the governing documents including but not limited to various Pooling and Servicing Agreements and Sales and Servicing Agreement ("the Agreements"), where Residential Funding Corporation ("the Master Servicer") has been appointed Master Servicer, an annual statement of compliance is required to be delivered to either the Trustee or the Investor. The undersigned Director of Residential Funding Corporation, hereby certifies that:

        (i) a review of the activities of the Master Servicer during the preceding calendar year has been conducted, and the performance of duties outlined in the Agreements has been made under the undersigned officers' supervision;


        (ii) to the best of the undersigned officers' knowledge, based on the aforementioned review, the Master Servicer has complied with the minimum servicing standards set forth in the USAP for Mortgage
               Bankers, and has fulfilled all of its material obligations relating to the Agreements in all material respects throughout such year; and

        (iii) to the best of the undersigned officers' knowledge, each Subservicer has complied with the minimum servicing standards set forth in the USAP for Mortgage Bankers, and has fulfilled all of its material obligations relating to the Agreements in all material respects throughout such year.


Dated: March  15, 2005






 /s/ Barbara Wendt
------------------------------------
Barbara Wendt
Managing Director,  Master Servicing







/s/ Darsi Meyer
-----------------------------------
Darsi Meyer
Director, Securities Administration

                                                                EXHIBIT 99.2



[LETTERHEAD PRICEWATERHOUSECOOPERS]

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of Residential Funding Corporation:


We have examined management's assertion about Residential Funding Corporation's (the "Company") compliance with the minimum servicing standards identified in their role as Master Servicer as of and for the year ended December 31, 2004, included in the accompanying management assertion (see Exhibit 1). Such assertion was examined relating to those mortgage loans included in the listing of mortgage loans and series of certificates included in the attached Exhibit 2. Our testing procedures were applied only to the series of certificates serviced on or before September 30, 2004. Direct servicing functions are performed by various primary servicers and subservicers. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. Loans and series of certificates subject to such procedures were selected using sampling methods, and accordingly, we make no representation that our examination procedures were performed on a specific series of loans or certificates as listed in the attached Exhibit 2. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2004 is fairly stated, in all material respects.

/s/ PricewaterhouseCooper LLP

February 18, 2005

                                                         EXHIBIT 1




[LETTER GMAC RFC]


                  MANAGEMENT'S ASSERTION CONCERNING COMPLIANCE
                      WITH USAP MINIMUM SERVICING STANDARDS

February 18, 2005

As of and for the year ended December 31, 2004, Residential Funding Corporation (the "Company") has complied in all material respects with our minimum servicing standards set forth below for those loans serviced for others under master servicing arrangements. Direct servicing functions are performed by various primary servicers and subservicers.

Our minimum standards are:


I.      CUSTODIAL BANK ACCOUNTS

         A. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

            1) Be mathematically accurate.

            2) Be prepared  within  thirty (30)  calendar  days after the cutoff date.

            3) Be reviewed  and  approved  by someone  other than the person who
               prepared  the  reconciliation,   and  document   explanation  for
               reconciling items.

            4) These  reconciling  items  shall be resolved  within  ninety (90)
               calendar days of their original identification.

         B. Each custodial and escrow account as maintained by the master servicer and subservicer shall be maintained in an eligible account in trust for the applicable certificateholders as prescribed by applicable pooling and servicing agreements.

         C. Funds shall be advanced by the master servicer, the primary servicer or the subservicer, as required by applicable pooling and servicing agreements in accordance with the amortization schedule of each mortgage loan, or for overdrafts in the mortgagers escrow accounts.


II.     SUBSERVICER REMITTANCES

         A. Remittances for mortgage payments and payoffs received from primary servicers or subservicers shall be deposited into the applicable investor custodial bank account within one business day of receipt.

         B. Remittances  from  primary   servicers  or  subservicers   shall  be
            reconciled to applicable mortgager records during the appropriate accounting cycle.

         C. Reconciliations shall be performed monthly for each primary servicer and subservicer remittance. These reconciliations shall:

            1) Be mathematically accurate.

            2) Be prepared  within  thirty (30)  calendar  days after the cutoff date.


III.    DISBURSEMENTS

         A. Disbursements to investors shall be made in accordance with the applicable pooling and servicing agreements and/or the prospectus indicating how cash flows are to be allocated.

         B. Amounts remitted to investors per our investor reports shall agree with the custodial bank statements.

         C. Only permitted  withdrawals per the applicable pooling and servicing
            agreements   shall  be  made  from  the   custodial   accounts   for
            certificateholders.

         D. Disbursements of investor funds from custodial accounts via wire transfer shall be made only by authorized personnel.


IV. INVESTOR ACCOUNTING AND REPORTING

         A. Statements to the certificateholders shall be made with each monthly distribution in accordance with applicable pooling and servicing agreements detailing the applicable distribution activity and effect on the unpaid principal balance of the mortgage loans.


V. MORTGAGOR ACCOUNTING

         A. Uniform Single Attestation Program reports from external primary servicers or subservicers will be obtained and reviewed to provide a basis in meeting our minimum servicing standards.

         B. Mortgage loan records shall agree with, or reconcile to, the mortgage loan records maintained by the primary servicers or subservicers with respect to unpaid principal balance on a monthly basis.

VI. DELINQUENCIES

         A. Reports from primary servicers and subservicers identifying delinquent loans shall be received and reviewed monthly. Reports shall be made with each distribution to certificateholders as to the number and aggregate principal balances of delinquent mortgage loans, based on the most recent reports furnished by the primary servicers and subservicers.

VII. INSURANCE POLICIES

         A. As of and for this same period, the Company had in effect a fidelity bond in the amount of $300,000,000 and a mortgage impairment/mortgages errors and omissions and professional liability insurance policy in the amount of $100,000,000.



/s/ Bruce Paradis
-------------------------------------------------------
Bruce Paradis
Residential Funding Corporation
President & Managing Director


/s/ Davee Olson
-------------------------------------------------------
Davee Olson

Residential Funding Corporation
Chief Financial Officer & Managing Director (through
January 6, 2005)



/s/ Ken Duncan
-------------------------------------------------------
Ken Duncan
Residential Funding Corporation
Acting Chief Financial Officer & Managing Director
(from January 7, 2005)


/s/ Eric Scholtz
-------------------------------------------------------
Eric Scholtz

Residential Funding Corporation
Managing Director

RESIDENTIAL FUNDING CORPORATION
DECEMBER 31, 2004                                             EXHIBIT 2
--------------------------------------------------------------------------------
1985 SERIES

1985 MS-ASL (1014)
1985 MS-ASL (1038)
1985 MS-ASL (1052)
1985 MS-ASL (1059)

1986 SERIES

NYCF 1986-A

1987 SERIES

1987-WH2
NYCF 1987-A

1988 SERIES

1988-SBRC WH1
NYCF 1988-A

1989 SERIES

1989-SW1

1990 SERIES

NYCF 1990-A

1993 SERIES

1993-WH15B
1993-WH15C
1993-WH2

1994 SERIES

1994-WH1
1994-WH14
1994-WH16D
1994-WH21
1994-WH4B

1995 SERIES

1995-HWH1
1995-HWH2
1995-HWH3
1995-HWH4
1995-HWH5
1995-WH12
1995-WH13
1995-WH14
1995-WH15
1995-WH18
1995-WH5

1996 SERIES

1996-QS3
1996-QS4
1996-QS5
1996-QS7
1996-QS8
1996-SW1A
1996-SW1B
1996-SW1C
1996-SW1D
1996-WH10
1996-WH11
1996-WH18
1996-WH19
1996-WH4D
1996-WH5
1996-WH7

1997 SERIES

1997-2
1997-GMACM4
1997-KS2
1997-NPC1
1997-NWH1
1997-NWH3
1997-NWH4
1997-NWH6
1997-NWH9
1997-QS1
1997-QS10
1997-QS12
1997-QS13
1997-QS2
1997-QS3
1997-QS4
1997-QS5
1997-QS6
1997-QS7
1997-QS8
1997-QS9
1997-WH10
1997-WH11
1997-WH14
1997-WH15
1997-WH5
1997-WH9

1998 SERIES

1998-B (1999-A)
1998-HI2
1998-HI4
1998-HWH1
1998-HWH2
1998-HWH3
1998-HWH4
1998-HWH5
1998-HWH6
1998-HWH7
1998-KS1
1998-KS2
1998-KS3
1998-KS4
1998-NWH2
1998-NWH4
1998-NWH8
1998-QS1
1998-QS13
1998-QS16
1998-QS2
1998-QS3
1998-QS4
1998-QS5
1998-QS6
1998-QS8
1998-QWH1
1998-QWH2
1998-QWH2
1998-RS1
1998-WH10
1998-WH13
1998-WH14
1998-WH1E
1998-WH4
1998-WH6
1998-WH8
1998-WH9 I
1998-WH9 II
SANTA 1998-A

1999 SERIES

1999-HI1
1999-HI4
1999-HI6
1999-HI8
1999-HWH1
1999-HWH2
1999-HWH3
1999-HWH4
1999-HWH5
1999-HWH6
1999-KS1
1999-KS2
1999-KS3
1999-KS4
1999-NWH1
1999-NWH2
1999-NWH3
1999-NWH4
1999-NWH5
1999-QS10
1999-QS12
1999-QS2
1999-QS3
1999-QS4
1999-QS8
1999-QWH1
1999-QWH2
1999-QWH3
1999-RS1
1999-RS2
1999-RS4
1999-RS5
1999-WH10
1999-WH11
1999-WH12
1999-WH14
1999-WH18
1999-WH2
1999-WH4
1999-WH5
1999-WH7
1999-WH8

2000 SERIES

2000-HI1
2000-HI2
2000-HI3
2000-HI4
2000-HI5
2000-HL1
2000-HWH1
2000-HWH10
2000-HWH11
2000-HWH2
2000-HWH3
2000-HWH4
2000-HWH5
2000-HWH6
2000-HWH7
2000-HWH8
2000-HWH9
2000-KS1
2000-KS2
2000-KS3
2000-KS4
2000-KS5
2000-NWH1
2000-NWH2
2000-NWH3
2000-NWH5
2000-NWH6
2000-NWH7
2000-PTWH2
2000-PTWH3
2000-QS1
2000-QS4
2000-QWH1
2000-QWH2
2000-RS1
2000-RS2
2000-RS3
2000-RS4
2000-RZ1
2000-WH1
2000-WH10
2000-WH11
2000-WH2
2000-WH4
2000-WH5
2000-WH9
2001-CWH1

2001 SERIES

2001-HI1
2001-HI2
2001-HI3
2001-HI4
2001-HS2
2001-HS3
2001-HWH1
2001-HWH2
2001-KS1
2001-KS2
2001-KS3
2001-KS4
2001-MWH1
2001-NWH1
2001-NWH10
2001-NWH11
2001-NWH12
2001-NWH2
2001-NWH3
2001-NWH4
2001-NWH5
2001-NWH9
2001-PTWH10
2001-PTWH11
2001-PTWH12
2001-PTWH14
2001-PTWH16
2001-PTWH17
2001-PTWH18
2001-PTWH19
2001-PTWH4
2001-PTWH6
2001-PTWH7
2001-PTWH8
2001-QS10
2001-QS11
2001-QS12
2001-QS13
2001-QS14
2001-QS15
2001-QS16
2001-QS17
2001-QS18
2001-QS19
2001-QS4
2001-QS5
2001-QS6
2001-QS7
2001-QS8
2001-QS9
2001-RM1
2001-RM2
2001-RS1
2001-RS2
2001-RS3
2001-RZ1
2001-RZ2
2001-RZ3
2001-RZ4
2001-WH1
2001-WH10
2001-WH12
2001-WH13
2001-WH14
2001-WH2
2001-WH3
2001-WH4
2001-WH7
2001-WH9

2002 SERIES

2002-HI1
2002-HI2
2002-HI3
2002-HI4
2002-HI5
2002-HS1
2002-HS2
2002-HS3
2002-HWH1
2002-HWH2
2002-HWH3
2002-HWH4
2002-KS1
2002-KS2
2002-KS3
2002-KS4
2002-KS5
2002-KS6
2002-KS7
2002-KS8
2002-NWH1
2002-NWH2
2002-NWH3
2002-NWH4
2002-PTWH1
2002-PTWH10
2002-PTWH13
2002-PTWH15
2002-PTWH16
2002-PTWH19
2002-PTWH20
2002-PTWH21
2002-PTWH24
2002-PTWH25
2002-PTWH28
2002-PTWH31
2002-PTWH33
2002-PTWH35
2002-PTWH36
2002-PTWH4
2002-PTWH40
2002-PTWH41
2002-PTWH42
2002-PTWH44
2002-PTWH45
2002-PTWH46
2002-PTWH47
2002-PTWH5
2002-PTWH7
2002-PTWH9
2002-QS1
2002-QS10
2002-QS11
2002-QS12
2002-QS13
2002-QS14
2002-QS15
2002-QS16
2002-QS17
2002-QS18
2002-QS19
2002-QS2
2002-QS3
2002-QS4
2002-QS5
2002-QS6
2002-QS7
2002-QS8
2002-QS9
2002-RM1
2002-RP1
2002-RP2
2002-RS1
2002-RS2
2002-RS3
2002-RS4
2002-RS5
2002-RS6
2002-RS7
2002-RZ1
2002-RZ2
2002-RZ3
2002-RZ4
2002-S1
2002-S11
2002-S12
2002-S13
2002-S14
2002-S15
2002-S16
2002-S17
2002-S18
2002-S19
2002-S2
2002-S20
2002-S3
2002-S4
2002-S5
2002-S6
2002-S8
2002-S9
2002-SA2
2002-SL1
2002-WH1
2002-WH10
2002-WH11
2002-WH12
2002-WH13
2002-WH14
2002-WH15
2002-WH16
2002-WH17
2002-WH18
2002-WH19
2002-WH2
2002-WH20
2002-WH21
2002-WH22
2002-WH24
2002-WH25
2002-WH26
2002-WH27
2002-WH28
2002-WH29
2002-WH3
2002-WH30
2002-WH31
2002-WH32
2002-WH33
2002-WH34
2002-WH4
2002-WH5
2002-WH6
2002-WH9

2003 SERIES

2003-HI1
2003-HI2
2003-HI3
2003-HI4
2003-HS1
2003-HS2
2003-HS3
2003-HS4
2003-HWH1
2003-KS1
2003-KS10
2003-KS11
2003-KS2
2003-KS3
2003-KS4
2003-KS5
2003-KS6
2003-KS7
2003-KS8
2003-KS9
2003-NWH1
2003-NWH2
2003-PTWH1
2003-PTWH11
2003-PTWH12
2003-PTWH13
2003-PTWH14
2003-PTWH15
2003-PTWH17
2003-PTWH18
2003-PTWH19
2003-PTWH20
2003-PTWH21
2003-PTWH24
2003-PTWH25
2003-PTWH26
2003-PTWH27
2003-PTWH28
2003-PTWH29
2003-PTWH4
2003-PTWH8
2003-PTWH9
2003-QA1
2003-QR13
2003-QR19
2003-QR24
2003-QS1
2003-QS10
2003-QS11
2003-QS12
2003-QS13
2003-QS14
2003-QS15
2003-QS16
2003-QS17
2003-QS18
2003-QS19
2003-QS2
2003-QS20
2003-QS21
2003-QS22
2003-QS23
2003-QS3
2003-QS4
2003-QS5
2003-QS6
2003-QS7
2003-QS8
2003-QS9
2003-RM1
2003-RM2
2003-RP1
2003-RP2
2003-RS1
2003-RS10
2003-RS11
2003-RS2
2003-RS3
2003-RS4
2003-RS5
2003-RS6
2003-RS7
2003-RS8
2003-RS9
2003-RZ1
2003-RZ2
2003-RZ3
2003-RZ4
2003-RZ5
2003-S1
2003-S10
2003-S11
2003-S12
2003-S13
2003-S14
2003-S15
2003-S16
2003-S17
2003-S18
2003-S19
2003-S2
2003-S20
2003-S3
2003-S4
2003-S5
2003-S6
2003-S7
2003-S8
2003-S9
2003-SL1
2003-WH1
2003-WH10
2003-WH11
2003-WH12
2003-WH13
2003-WH14
2003-WH15
2003-WH16
2003-WH17
2003-WH18
2003-WH19
2003-WH2
2003-WH20
2003-WH21
2003-WH22
2003-WH23
2003-WH24
2003-WH25
2003-WH26
2003-WH27
2003-WH28
2003-WH29
2003-WH3
2003-WH30
2003-WH31
2003-WH32
2003-WH33
2003-WH34
2003-WH35
2003-WH36
2003-WH37
2003-WH38
2003-WH39
2003-WH4
2003-WH5
2003-WH6
2003-WH7
2003-WH8
2003-WH9
NIM 2003-NT1
NIM 2003-NT3
NIM 2003-NT5
NIM 2003-NT6
NIM 2003-NT7
NIM 2003-NT8

2004 SERIES

2004-C1
2004-C2
2004-HI1
2004-HI2
2004-HI3
2004-HS1
2004-HS2
2004-HS3
2004-HWH10
2004-HWH11
2004-HWH3
2004-HWH4
2004-HWH5
2004-KR1
2004-KR2
2004-KS1
2004-KS10
2004-KS11
2004-KS12
2004-KS2
2004-KS3
2004-KS4
2004-KS5
2004-KS6
2004-KS7
2004-KS8
2004-KS9
2004-NWH1
2004-NWH2
2004-NWH7
2004-PS1
2004-PTWH10
2004-PTWH12
2004-PTWH13
2004-PTWH2
2004-PTWH3
2004-PTWH5
2004-PTWH6
2004-PTWH7
2004-PTWH8
2004-PTWH9
2004-QA1
2004-QA2
2004-QA3
2004-QA4
2004-QA5
2004-QA6
2004-QR1
2004-QS1
2004-QS10
2004-QS11
2004-QS12
2004-QS13
2004-QS14
2004-QS15
2004-QS16
2004-QS2
2004-QS3
2004-QS4
2004-QS5
2004-QS6
2004-QS7
2004-QS8
2004-QS9
2004-QWH1
2004-QWH2
2004-QWH3
2004-QWH4
2004-QWH5
2004-QWH6
2004-RP1
2004-RS1
2004-RS10
2004-RS11
2004-RS12
2004-RS2
2004-RS3
2004-RS4
2004-RS5
2004-RS6
2004-RS7
2004-RS8
2004-RS9
2004-RZ1
2004-RZ2
2004-RZ3
2004-RZ4
2004-S1
2004-S2
2004-S3
2004-S4
2004-S5
2004-S6
2004-S7
2004-S8
2004-S9
2004-SA1
2004-SL1
2004-SL2
2004-SL3
2004-SL4
2004-SP1
2004-SP2
2004-SP3
2004-SR1
2004-WH1
2004-WH10
2004-WH11
2004-WH12
2004-WH13
2004-WH14
2004-WH16
2004-WH17
2004-WH18
2004-WH19
2004-WH2
2004-WH20
2004-WH21
2004-WH22
2004-WH24
2004-WH4
2004-WH4
2004-WH5
2004-WH6
2004-WH7
2004-WH8
2004-WH9
BSSP 2004-KS10A
BSSP 2004-KS10B
NIM 2004-NT1
NIM 2004-NT11
NIM 2004-NT12
NIM 2004-NT2
NIM 2004-NT3
NIM 2004-NT4
NIM 2004-NT5
NIM 2004-NT6
NIM 2004-NT7
NIM 2004-NT8